Form 10-K/A
period 2018-12-31
CITIGROUP COMMERCIAL MORTGAGE TRUST 2016-P6
filed 2019-11-27
CIK 1690255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

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

Not Applicable

EXPLANATORY NOTES

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “Commission”) on March 28, 2019 under Commission File No. 333-207132-09 (the “Original Form 10-K”), is to file with the Commission: (i) a revised report on assessment of compliance with servicing criteria for asset-backed securities of Rialto Capital Advisors, LLC as Exhibit 33.15, as a replacement of the report on assessment of compliance filed as Exhibit 33.15 to the Original Form 10-K; and (ii) a revised attestation report on assessment of compliance with servicing criteria for asset-backed securities for Rialto Capital Advisors, LLC as Exhibit 34.15, as a replacement of the attestation report on assessment of compliance with servicing criteria for asset-backed securities filed as Exhibit 34.15 to the Original Form 10-K. No other changes have been made to the Original Form 10-K other than the changes described above.

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

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.[8]

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as special servicer (filed as Exhibit 33.2 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 33.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator (filed as Exhibit 33.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian (filed as Exhibit 33.5 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, Principal Real Estate Investors, LLC, as servicing function participant (filed as Exhibit 33.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA (filed as Exhibit 33.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

33.8	Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer for the 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA (filed as Exhibit 33.8 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

33.9	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA (filed as Exhibit 33.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

33.10	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA (filed as Exhibit 33.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

33.11	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA (filed as Exhibit 33.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

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

33.12	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA (filed as Exhibit 33.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

33.13	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA (filed as Exhibit 33.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

33.14	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

33.15	Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA

33.16	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA (filed as Exhibit 33.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

33.17	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA (filed as Exhibit 33.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

33.18	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA (filed as Exhibit 33.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

33.19	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Potomac Mills mortgage loan under the CFCRE 2016-C6 PSA (filed as Exhibit 33.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

33.20	Report on assessment of compliance with servicing criteria for asset-backed securities, AEGON USA Realty Advisors, LLC, as Potomac Mills special servicer for the Potomac Mills mortgage loan under the CFCRE 2016-C6 PSA (filed as Exhibit 33.20 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

33.21	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Potomac Mills mortgage loan under the CFCRE 2016-C6 PSA (filed as Exhibit 33.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

33.22	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Potomac Mills mortgage loan under the CFCRE 2016-C6 PSA (filed as Exhibit 33.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

33.23	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Potomac Mills mortgage loan under the CFCRE 2016-C6 PSA (filed as Exhibit 33.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

33.24	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Potomac Mills mortgage loan under the CFCRE 2016-C6 PSA (filed as Exhibit 33.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

33.25	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Potomac Mills mortgage loan under the CFCRE 2016-C6 PSA (filed as Exhibit 33.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

33.26	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Fresno Fashion Fair mortgage loan under the JPMDB 2016-C4 PSA (filed as Exhibit 33.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

33.27	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Fresno Fashion Fair mortgage loan under the JPMDB 2016-C4 PSA (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

33.28	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Fresno Fashion Fair mortgage loan under the JPMDB 2016-C4 PSA (filed as Exhibit 33.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

33.29	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Fresno Fashion Fair mortgage loan under the JPMDB 2016-C4 PSA (filed as Exhibit 33.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

33.30	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Fresno Fashion Fair mortgage loan under the JPMDB 2016-C4 PSA (filed as Exhibit 33.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

33.31	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Fresno Fashion Fair mortgage loan under the JPMDB 2016-C4 PSA (filed as Exhibit 33.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

33.32	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Hyatt Regency Jersey City mortgage loan under the CGCMT 2016-P5 PSA (filed as Exhibit 33.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

33.33	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Hyatt Regency Jersey City mortgage loan under the CGCMT 2016-P5 PSA (filed as Exhibit 33.33 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

33.34	Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Hyatt Regency Jersey City mortgage loan under the CGCMT 2016-P5 PSA (filed as Exhibit 33.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

33.35	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the Hyatt Regency Jersey City mortgage loan under the CGCMT 2016-P5 PSA (filed as Exhibit 33.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

33.36	Report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian for the Hyatt Regency Jersey City mortgage loan under the CGCMT 2016-P5 PSA (filed as Exhibit 33.5 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

33.37	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer for the Easton Town Center mortgage loan under the BBCMS 2016-ETC TSA (filed as Exhibit 33.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

33.38	Report on assessment of compliance with servicing criteria for asset-backed securities, AEGON USA Realty Advisors, LLC, as special servicer for the Easton Town Center mortgage loan under the BBCMS 2016-ETC TSA (filed as Exhibit 33.20 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

33.39	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Easton Town Center mortgage loan under the BBCMS 2016-ETC TSA (filed as Exhibit 33.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

33.40	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Easton Town Center mortgage loan under the BBCMS 2016-ETC TSA (filed as Exhibit 33.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

33.41	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Easton Town Center mortgage loan under the BBCMS 2016-ETC TSA (filed as Exhibit 33.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

33.42	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Easton Town Center mortgage loan under the BBCMS 2016-ETC TSA (filed as Exhibit 33.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

33.43	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (filed as Exhibit 33.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

33.44	Report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (filed as Exhibit 33.33 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

33.45	Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, LLC, as operating advisor for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (filed as Exhibit 33.45 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

33.46	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (filed as Exhibit 33.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

33.47	Report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (filed as Exhibit 33.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

33.48	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (filed as Exhibit 33.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

33.49	Report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (filed as Exhibit 33.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CWCapital Asset Management LLC, as special servicer (filed as Exhibit 34.2 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor (filed as Exhibit 34.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator (filed as Exhibit 34.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian (filed as Exhibit 34.5 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Principal Real Estate Investors, LLC, as servicing function participant (filed as Exhibit 34.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA (filed as Exhibit 34.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

34.8	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as special servicer for the 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA (filed as Exhibit 34.8 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

34.9	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA (filed as Exhibit 34.9 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

34.10	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA (filed as Exhibit 34.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

34.11	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA (filed as Exhibit 34.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

34.12	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA (filed as Exhibit 34.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

34.13	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA (filed as Exhibit 34.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

34.14	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

34.15	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA

34.16	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA (filed as Exhibit 34.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

34.17	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA (filed as Exhibit 34.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

34.18	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA (filed as Exhibit 34.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

34.19	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Potomac Mills mortgage loan under the CFCRE 2016-C6 PSA (filed as Exhibit 34.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

34.20	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, AEGON USA Realty Advisors, LLC, as Potomac Mills special servicer for the Potomac Mills mortgage loan under the CFCRE 2016-C6 PSA (filed as Exhibit 34.20 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

34.21	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Potomac Mills mortgage loan under the CFCRE 2016-C6 PSA (filed as Exhibit 34.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

34.22	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Potomac Mills mortgage loan under the CFCRE 2016-C6 PSA (filed as Exhibit 34.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

34.23	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Potomac Mills mortgage loan under the CFCRE 2016-C6 PSA (filed as Exhibit 34.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

34.24	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Potomac Mills mortgage loan under the CFCRE 2016-C6 PSA (filed as Exhibit 34.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

34.25	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Potomac Mills mortgage loan under the CFCRE 2016-C6 PSA (filed as Exhibit 34.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

34.26	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Fresno Fashion Fair mortgage loan under the JPMDB 2016-C4 PSA (filed as Exhibit 34.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

34.27	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Fresno Fashion Fair mortgage loan under the JPMDB 2016-C4 PSA (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

34.28	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Fresno Fashion Fair mortgage loan under the JPMDB 2016-C4 PSA (filed as Exhibit 34.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

34.29	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Fresno Fashion Fair mortgage loan under the JPMDB 2016-C4 PSA (filed as Exhibit 34.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

34.30	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Fresno Fashion Fair mortgage loan under the JPMDB 2016-C4 PSA (filed as Exhibit 34.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

34.31	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Fresno Fashion Fair mortgage loan under the JPMDB 2016-C4 PSA (filed as Exhibit 34.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

34.32	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Hyatt Regency Jersey City mortgage loan under the CGCMT 2016-P5 PSA (filed as Exhibit 34.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

34.33	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Hyatt Regency Jersey City mortgage loan under the CGCMT 2016-P5 PSA (filed as Exhibit 34.33 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

34.34	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor for the Hyatt Regency Jersey City mortgage loan under the CGCMT 2016-P5 PSA (filed as Exhibit 34.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

34.35	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator for the Hyatt Regency Jersey City mortgage loan under the CGCMT 2016-P5 PSA (filed as Exhibit 34.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

34.36	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Deutsche Bank Trust Company Americas, as custodian for the Hyatt Regency Jersey City mortgage loan under the CGCMT 2016-P5 PSA (filed as Exhibit 34.5 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

34.37	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as servicer for the Easton Town Center mortgage loan under the BBCMS 2016-ETC TSA (filed as Exhibit 34.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

34.38	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, AEGON USA Realty Advisors, LLC, as special servicer for the Easton Town Center mortgage loan under the BBCMS 2016-ETC TSA (filed as Exhibit 34.20 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

34.39	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Easton Town Center mortgage loan under the BBCMS 2016-ETC TSA (filed as Exhibit 34.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

34.40	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Easton Town Center mortgage loan under the BBCMS 2016-ETC TSA (filed as Exhibit 34.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

34.41	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Easton Town Center mortgage loan under the BBCMS 2016-ETC TSA (filed as Exhibit 34.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

34.42	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Easton Town Center mortgage loan under the BBCMS 2016-ETC TSA (filed as Exhibit 34.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

34.43	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as master servicer for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (filed as Exhibit 34.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

34.44	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LNR Partners, LLC, as special servicer for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (filed as Exhibit 34.33 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

34.45	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont Real Estate Advisors, LLC, as operating advisor for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (filed as Exhibit 34.45 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

34.46	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as certificate administrator for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (filed as Exhibit 34.10 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

34.47	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Wells Fargo Bank, National Association, as custodian for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (filed as Exhibit 34.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

34.48	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Commercial Real Estate Services, Inc., as servicing function participant for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (filed as Exhibit 34.12 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

34.49	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, National Tax Search, LLC, as servicing function participant for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (filed as Exhibit 34.13 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

35	Servicer compliance statements.[9]

35.1	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer (filed as Exhibit 35.1 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

35.2	Servicer compliance statement, CWCapital Asset Management LLC, as special servicer (filed as Exhibit 35.2 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

35.3	Servicer compliance statement, Citibank, N.A., as certificate administrator (filed as Exhibit 35.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

35.4	Servicer compliance statement, Principal Real Estate Investors, LLC, as servicing function participant (filed as Exhibit 35.4 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

35.5	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA (filed as Exhibit 35.5 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

35.6	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the 8 Times Square & 1460 Broadway mortgage loan under the CD 2016-CD2 PSA (filed as Exhibit 35.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

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

35.7	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA (filed as Exhibit 35.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

35.8	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the 681 Fifth Avenue mortgage loan under the MSC 2016-UBS12 PSA (filed as Exhibit 35.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

35.9	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Potomac Mills mortgage loan under the CFCRE 2016-C6 PSA (filed as Exhibit 35.9 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

35.10	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Potomac Mills mortgage loan under the CFCRE 2016-C6 PSA (filed as Exhibit 35.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

35.11	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Fresno Fashion Fair mortgage loan under the JPMDB 2016-C4 PSA (filed as Exhibit 35.11 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

35.12	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer for the Fresno Fashion Fair mortgage loan under the JPMDB 2016-C4 PSA (filed as Exhibit 35.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

35.13	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Fresno Fashion Fair mortgage loan under the JPMDB 2016-C4 PSA (filed as Exhibit 35.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

35.14	Servicer compliance statement, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer for the Hyatt Regency Jersey City mortgage loan under the CGCMT 2016-P5 PSA (filed as Exhibit 35.7 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

35.15	Servicer compliance statement, LNR Partners, LLC, as special servicer for the Hyatt Regency Jersey City mortgage loan under the CGCMT 2016-P5 PSA (filed as Exhibit 35.15 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

35.16	Servicer compliance statement, Citibank, N.A., as certificate administrator for the Hyatt Regency Jersey City mortgage loan under the CGCMT 2016-P5 PSA(filed as Exhibit 35.3 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

35.17	Servicer compliance statement, Wells Fargo Bank, National Association, as servicer for the Easton Town Center mortgage loan under the BBCMS 2016-ETC TSA (filed as Exhibit 35.17 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

35.18	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Easton Town Center mortgage loan under the BBCMS 2016-ETC TSA (filed as Exhibit 35.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

35.19	Servicer compliance statement, Wells Fargo Bank, National Association, as master servicer for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (filed as Exhibit 35.19 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

35.20	Servicer compliance statement, LNR Partners, LLC, as special servicer for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (filed as Exhibit 35.20 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

35.21	Servicer compliance statement, Wells Fargo Bank, National Association, as certificate administrator for the Quantum Park mortgage loan under the WFCM 2016-C37 PSA (filed as Exhibit 35.6 to the registrant’s Original Form 10-K under Commission File No. 333-207132-09, and is incorporated by reference herein)

99.1	Mortgage Loan Purchase Agreement, dated as of December 1, 2016, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated December 15, 2016, and filed by the registrant on December 15, 2016 under Commission File No. 333-207132-09, and is incorporated by reference herein).

99.2	Mortgage Loan Purchase Agreement, dated as of December 1, 2016, between Barclays Bank PLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Barclays Bank PLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K dated December 15, 2016, and filed by the registrant on December 15, 2016 under Commission File No. 333-207132-09, and is incorporated by reference herein).

99.3	Mortgage Loan Purchase Agreement, dated as of December 1, 2016, between Starwood Mortgage Funding V LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Starwood Mortgage Funding V LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K dated December 15, 2016, and filed by the registrant on December 15, 2016 under Commission File No. 333-207132-09, and is incorporated by reference herein).

99.4	Mortgage Loan Purchase Agreement, dated as of December 1, 2016, between Macquarie US Trading LLC d/b/a Principal Commercial Capital and Citigroup Commercial Mortgage Securities Inc., pursuant to which Macquarie US Trading LLC d/b/a Principal Commercial Capital sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K dated December 15, 2016, and filed by the registrant on December 15, 2016 under Commission File No. 333-207132-09, and is incorporated by reference herein).

99.5	Mortgage Loan Purchase Agreement, dated as of December 1, 2016, between Société Générale and Citigroup Commercial Mortgage Securities Inc., pursuant to which Société Générale sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K dated December 15, 2016, and filed by the registrant on December 15, 2016 under Commission File No. 333-207132-09, and is incorporated by reference herein).

99.6	Sub-Servicing Agreement, dated as of December 1, 2016, between Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, and Principal Real Estate Investors, LLC (as successor to Principal Global Investors, LLC), as sub-servicer (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K dated December 15, 2016, and filed by the registrant on December 15, 2016 under Commission File No. 333-207132-09, and is incorporated by reference herein).

99.7	Assignment and Assumption, dated as of May 1, 2017, between Principal Global Investors, LLC and Principal Real Estate Investors, LLC (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated May 1, 2017, and filed by the registrant on May 5, 2017 under Commission File No. 333-207132-09, and is incorporated by reference herein).

(b)	The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 27, 2019

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson
Richard Simpson, President