Form 10-K/A
period 2020-12-31
CITIGROUP COMMERCIAL MORTGAGE TRUST 2016-P6
filed 2021-05-05
CIK 1690255

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

Not Applicable

EXPLANATORY NOTES

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “Commission”) on March 30, 2021 under Commission File No. 333-207132-09 (the “Original Form 10-K”), is to include disclosure under Item 9B with respect to the Easton Town Center mortgage loan.  No other changes have been made to the Original Form 10-K other than the changes described above.

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

Omitted.

Item 8. Financial Statements and Supplementary Data.

Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A. Controls and Procedures.

Omitted.

Item 9B. Other Information.

The Easton Town Center mortgage loan, which represented approximately 2.5% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The entire Easton Town Center loan combination is serviced by Wells Fargo Bank, National Association (“Wells Fargo” or the “Lead Servicer”) pursuant to the BBCMS 2016-ETC TSA (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K dated December 15, 2016 under Commission File No. 333-207132-09 and incorporated by reference herein).  The Easton Town Center mortgage loan, which is included in the issuing entity, is evidenced by a non-lead note in the related loan combination and is master serviced by Midland Loan Services, a Division of PNC Bank, National Association (“Midland” or the “P6 Master Servicer”) pursuant to the CGCMT 2016-P6 PSA in effect with respect to the issuing entity (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated December 15, 2016 under Commission File No. 333-207132-09 and incorporated by reference herein).

The Lead Servicer entered into a standstill agreement with the borrower with respect to the Easton Town Center mortgage loan on July 7, 2020 (with an effective date of June 5, 2020), pursuant to which the Lead Servicer agreed to a moratorium of six payments of the monthly debt service payment amount beginning with the payment date on June 5, 2020 and continuing through and including the earlier of the payment date on November 5, 2020 and the occurrence of a termination event under the standstill agreement. The standstill agreement provided, among other things, that the monthly debt service payment amounts continued to accrue and be due and payable during the forbearance period, the standstill agreement did not reduce in any manner the amount of principal or interest due under the related note or other related loan documents or make any changes to the amortization schedule, and nothing in the standstill agreement would change the amortization schedule for the Easton Town Center mortgage loan.

The Lead Servicer and the P6 Master Servicer are required, pursuant to the terms of the BBCMS 2016-ETC TSA and the CGCMT 2016-P6 PSA, respectively, to utilize the reports comprising the CREFC® “IRP” (Investor Reporting Package), as such reports may be amended, updated or supplemented from time to time, in completing and delivering reports to investors regarding the status of the Easton Town Center mortgage loan. The CREFC® IRP, which has been supplemented by the CREFC® Loan Modification/Forbearance Best Practices published by CREFC® and most recently updated in May 2020, recommends that if a forbearance agreement is in place, the loan should be reported as “current” during the forbearance period, and if such forbearance includes payment delay, reporting may reflect a Payment Status of Loan of “current”, but a static Paid Through Date until repayment cures each outstanding payment.  The Lead Servicer and the P6 Master Servicer reportedly followed the CREFC® IRP as supplemented by the CREFC® Forbearance Best Practices when reflecting the payment status of the Easton Town Center mortgage loan as “current” with a paid through date of 5/5/2020 during the forbearance period set forth in the related standstill agreement.

In addition, based on information provided by the Lead Servicer (including CREFC® Reports in which the Easton Town Center mortgage loan was reflected as in forbearance and “current”) and with adherence to the CREFC® IRP which incorporates the CREFC® Loan Modification/Forbearance Best Practices, the P6 Master Servicer reported the following information with respect to the Easton Town Center mortgage loan in Exhibit 102 to the issuing entity’s Form ABS-EEs filed from August 26, 2020 through November 27, 2020 (which covered the reporting period beginning on July 7, 2020 and ending on November 6, 2020): Paid Through Date: 05-05-2020; Payment Status of Loan: 0 (current); and Date of Last Modification: 06-05-2020.

Further, the Lead Servicer’s and the P6 Master Servicer’s reporting of the Easton Town Center mortgage loan as “current” during the forbearance period was consistent with accepted servicing practices under the BBCMS 2016-ETC TSA (with respect to the Lead Servicer) and the servicing standard under the CGCMT 2016-P6 PSA (with respect to the P6 Master Servicer), based on the fact that the borrower was in compliance with the terms and provisions of the standstill agreement.

Notwithstanding that the Easton Town Center mortgage loan is serviced by the Lead Servicer pursuant to the BBCMS 2016-ETC TSA, the P6 Master Servicer is contractually obligated to make P&I advances on the Easton Town Center mortgage loan in accordance with the terms and provisions of the CGCMT 2016-P6 PSA.  Pursuant to the CGCMT 2016-P6 PSA, the P6 Master Servicer is required to make a P&I Advance for the Easton Town Center mortgage loan in an amount equal to the sum of the applicable monthly payments for such mortgage loan each month to the extent not received as of the close of business on the business day immediately preceding the master servicer remittance date in such month. Any such P&I advances would only be reduced if and to the extent the P&I Advance was determined to be a nonrecoverable advance.

The P6 Master Servicer determined that, given that the monthly debt service payment amounts under the Easton Town Center mortgage loan continued to be due and payable in accordance with the standstill agreement, it was required to make P&I advances with respect to the Easton Town Center mortgage loan during the forbearance period unless it determined that the P&I Advances would be nonrecoverable. Since the P6 Master Servicer did not determine such advances to be nonrecoverable,  the P6 Master Servicer made P&I advances with respect to the Easton Town Center mortgage loan during the applicable forbearance period.

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

4.1

Pooling and Servicing Agreement, dated as of December 1, 2016 (the “CGCMT 2016-P6 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Citibank, N.A., as certificate administrator, and Deutsche Bank Trust Company Americas, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated December 15, 2016 under Commission File No. 333-207132-09 and incorporated by reference herein).

4.2

Pooling and Servicing Agreement, dated as of December 1, 2016 (the “CD 2016-CD2 PSA”), by and among Deutsche Mortgage  & Asset Receiving Corporation, as depositor, Wells Fargo Bank, National Association, as master servicer, KeyBank National Association, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated December 15, 2016 under Commission File No. 333-207132-09 and incorporated by reference herein)[1].

4.3

Pooling and Servicing Agreement, dated as of December 1, 2016 (the “MSC 2016-UBS12 PSA”), by and among Morgan Stanley Capital I Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, and Wells Fargo Bank, National Association as certificate administrator and trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A dated December 20, 2016, and filed by the registrant on December 27, 2016 under Commission File No. 333-207132-09, and incorporated by reference herein)[2].

4.4

Pooling and Servicing Agreement, dated as of November 1, 2016 (the “CFCRE 2016-C6 PSA”), by and among CCRE Commercial Mortgage Securities, L.P., as depositor, Wells Fargo Bank, National Association, as master servicer, Rialto Capital Advisors, LLC, as special servicer, AEGON USA Realty Advisors, LLC, as Potomac Mills special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, paying agent and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated December 15, 2016 under Commission File No. 333-207132-09 and incorporated by reference herein)[3].

4.5

Pooling and Servicing Agreement, dated as of November 1, 2016 (the “JPMDB 2016-C4 PSA”), by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K dated December 15, 2016 under Commission File No. 333-207132-09 and incorporated by reference herein)[4].

4.6

Pooling and Servicing Agreement, dated as of October 1, 2016 (the “CGCMT 2016-P5 PSA”), by and among Citigroup Commercial Mortgage Securities Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, Citibank, N.A., as certificate administrator, and Deutsche Bank Trust Company Americas, as trustee (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K dated December 15, 2016 under Commission File No. 333-207132-09 and incorporated by reference herein)[5].

4.7

Trust and Servicing Agreement, dated as of August 1, 2016 (the “BBCMS 2016-ETC TSA”), by and among Barclays Commercial Mortgage Securities LLC, as depositor, Wells Fargo Bank, National Association, as servicer, AEGON USA Realty Advisors, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator and custodian, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K dated December 15, 2016 under Commission File No. 333-207132-09 and incorporated by reference herein)[6].

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

4.8

Pooling and Servicing Agreement, dated as of December 1, 2016 (the “WFCM 2016-C37 PSA”), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, Trimont Real Estate Advisors, LLC, as operating advisor and asset representations reviewer, Wells Fargo Bank, National Association, as certificate administrator, and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated December 22, 2016, and filed by the registrant on December 29, 2016 under Commission File No. 333-207132-09, and incorporated by reference herein)[7].

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

99.1

Mortgage Loan Purchase Agreement, dated as of December 1, 2016, between Citigroup Global Markets Realty Corp. and Citigroup Commercial Mortgage Securities Inc., pursuant to which Citigroup Global Markets Realty Corp. sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated December 15, 2016 under Commission File No. 333-207132-09 and incorporated by reference herein).

99.2

Mortgage Loan Purchase Agreement, dated as of December 1, 2016, between Barclays Bank PLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Barclays Bank PLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K dated December 15, 2016 under Commission File No. 333-207132-09 and incorporated by reference herein).

99.3

Mortgage Loan Purchase Agreement, dated as of December 1, 2016, between Starwood Mortgage Funding V LLC and Citigroup Commercial Mortgage Securities Inc., pursuant to which Starwood Mortgage Funding V LLC sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K dated December 15, 2016 under Commission File No. 333-207132-09 and incorporated by reference herein).

99.4

Mortgage Loan Purchase Agreement, dated as of December 1, 2016, between Macquarie US Trading LLC d/b/a Principal Commercial Capital and Citigroup Commercial Mortgage Securities Inc., pursuant to which Macquarie US Trading LLC d/b/a Principal Commercial Capital sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K dated December 15, 2016 under Commission File No. 333-207132-09 and incorporated by reference herein).

99.5

Mortgage Loan Purchase Agreement, dated as of December 1, 2016, between Société Générale and Citigroup Commercial Mortgage Securities Inc., pursuant to which Société Générale sold certain mortgage loans to Citigroup Commercial Mortgage Securities Inc. (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K dated December 15, 2016 under Commission File No. 333-207132-09 and incorporated by reference herein).

99.6

Sub-Servicing Agreement, dated as of December 1, 2016, between Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, and Principal Real Estate Investors, LLC (as successor to Principal Global Investors, LLC), as sub-servicer (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K dated December 15, 2016 under Commission File No. 333-207132-09 and incorporated by reference herein).

99.7

Assignment and Assumption, dated as of May 1, 2017, between Principal Global Investors, LLC and Principal Real Estate Investors, LLC (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated May 1, 2017, and filed by the registrant on May 5, 2017 under Commission File No. 333-207132-09, and incorporated by reference herein).

(b)	The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 5, 2021

Citigroup Commercial Mortgage Securities Inc.

(Depositor)

/s/ Richard Simpson
Richard Simpson, President